Form 10-K
period 2020-12-31
CSAIL 2016-C6 Commercial Mortgage Trust
filed 2021-03-16
CIK 1672609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Jay Scutti Plaza Mortgage Loan, which constituted approximately 3.3% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Jay Scutti Plaza Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Jay Scutti Plaza Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The GLP Industrial Portfolio A Mortgage Loan, previously an asset of the issuing entity being serviced under the trust and servicing agreement for the CSMC 2015-GLPA transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The GLP Industrial Portfolio B Mortgage Loan, previously an asset of the issuing entity being serviced under the trust and servicing agreement for the CSMC 2015-GLPB transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Quaker Bridge Mall Mortgage Loan, which constituted approximately 8.7% of the asset pool of the issuing entity as of its cut-off date.  The Quaker Bridge Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Quaker Bridge Mall Mortgage Loan and one other pari passu loan and two subordinate companion loans, which are not assets of the issuing entity. The other pari passu portion of the loan combination was securitized in the JPMDB Commercial Mortgage Securities Trust 2016-C2 transaction, Commission File Number 333-206361-03 (the “JPMDB 2016-C2 Transaction”). This loan combination, including the Quaker Bridge Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2016-C2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Quaker Bridge Mall Mortgage Loan and the Starwood Capital Extended Stay Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Pentalpha Surveillance LLC is the operating advisor of the Quaker Bridge Mall Mortgage Loan and the Starwood Capital Extended Stay Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Jay Scutti Plaza Mortgage Loan and the Starwood Capital Extended Stay Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the CSAIL 2015-C3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Jay Scutti Plaza Mortgage Loan and the Starwood Capital Extended Stay Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan and the Quaker Bridge Mall Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

The 200 Forest Street Mortgage Loan (Loan ID 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 26, 2016 pursuant to Rule 424(b)(2)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $9,202,471.66 for the twelve-month period ended December 31, 2020.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Quaker Bridge Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2016-C2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMDB 2016-C2 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMDB 2016-C2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.3           Pooling and Servicing Agreement, dated as of May 1, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on May 26, 2016 under Commission File No. 333-207361-02 and incorporated by reference herein).

4.4           Agreement Between Noteholders, dated as of May 9, 2016, by MC-Five Mile SPE B LLC, as Initial Note A-1 Holder, MC-Five Mile SPE B LLC, as Initial Agent, and MC-Five Mile SPE B LLC, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on May 26, 2016 under Commission File No. 333-207361-02 and incorporated by reference herein).

4.5           Co-Lender Agreement, dated as of August 18, 2015, by and among Column Financial Inc., as Initial Note A-1-A Holder, Column Financial Inc., as Initial Note A-1-B Holder, Column Financial Inc., as Initial Note A-2 Holder, and Column Financial Inc., as Initial Note A-3 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on May 26, 2016 under Commission File No. 333-207361-02 and incorporated by reference herein).

4.6           Agreement Between Noteholders, dated as of April 25, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, Column Financial Inc., as Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note B-1 Holder, and Column Financial Inc., as Initial Note B-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on May 26, 2016 under Commission File No. 333-207361-02 and incorporated by reference herein).

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

33.14       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.4)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Extended Stay Portfolio Mortgage Loan

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the Quaker Bridge Mall Mortgage Loan

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Quaker Bridge Mall Mortgage Loan (see Exhibit 33.11)

33.18       Wilmington Trust, National Association, as Trustee of the Quaker Bridge Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Quaker Bridge Mall Mortgage Loan (see Exhibit 33.4)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the Quaker Bridge Mall Mortgage Loan (see Exhibit 33.15)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Quaker Bridge Mall Mortgage Loan

33.22       National Tax Search, LLC, as Servicing Function Participant of the Quaker Bridge Mall Mortgage Loan

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

34.14       Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.4)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Extended Stay Portfolio Mortgage Loan

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the Quaker Bridge Mall Mortgage Loan

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Quaker Bridge Mall Mortgage Loan (see Exhibit 34.11)

34.18       Wilmington Trust, National Association, as Trustee of the Quaker Bridge Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Quaker Bridge Mall Mortgage Loan (see Exhibit 34.4)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the Quaker Bridge Mall Mortgage Loan (see Exhibit 34.15)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Quaker Bridge Mall Mortgage Loan

34.22       National Tax Search, LLC, as Servicing Function Participant of the Quaker Bridge Mall Mortgage Loan

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

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Quaker Bridge Mall Mortgage Loan

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Quaker Bridge Mall Mortgage Loan (see Exhibit 35.6)

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

Date: March 16, 2021